Form 10-K/A
period 1998-12-31
CITY CAPITAL HOME LOAN TRUST 1998-4
filed 1999-12-27
CIK 1074461

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                   Amendment 1

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

     Yes   X          No ___

This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1999, on behalf of CITY CAPITAL HOME LOAN TRUST Asset Backed Certificates Series 1998-4 Trust established pursuant to an Indenture Agreement between City Capital Home Loan Trust 1998-4, as Issuer and Norwest Bank Minnesota, National Association, as Indenture Trustee, Note Administrator and Custodian, pursuant to which the CITY CAPITAL HOME LOAN TRUST Asset Backed Certificates Series 1998-4 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   City Morgage Services <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   City Morgage Services <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   City Morgage Services <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CITY CAPITAL HOME LOAN TRUST
Asset Backed Certificates
Series  1998-4 Trust

Signed:  Wilmington Trust Co., as Owner Trustee

By:  Robert P. Hines, Jr.
By:  /s/ Robert P. Hines, Jr.

Dated:  December 15, 1999



Exhibit Index

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a)   City Morgage Services <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a)   City Morgage Services <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a)   City Morgage Services <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.